Form 10-K
period 2003-12-31
CSFB MORTGAGE SEC CORP HOME EQ MORT PSS THR CRT SER 2003-FFA
filed 2004-03-30
CIK 1221051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for the fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-100669-04

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Ave.
New York, New York                                             10010
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)325-2000


         CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FFA
     HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-FFA
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference:  None

CREDIT  SUISSE  FIRST BOSTON  MORTGAGE  SECURITIES  CORP.
FIRST FRANKLIN MORTGAGE LOAN TRUST SERIES 2003-FFA
HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-FFA
---------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers, the Trust Administrator or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 15.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9a. Controls and Procedures

         Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Independent Accountants' Servicing Report, filed as Exhibit 99.1 hereto.

   Annual Servicer's  Statement of  Compliance,  filed as Exhibit 99.2, hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

      Current Reports on Form 8-K, dated October 27, 2003, November 25, 2003, and December 26, 2003, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 and Item 7.

(c)   Exhibits to this report are listed in Item (15)(a)(3) above.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
First Franklin Mortgage Loan Trust 2003-FFA
Home Equity Mortgage Pass-Through Certificates, Series 2003-FFA

By: /s/  Andrew Kimura
-----------------------------
Name:         Andrew Kimura

Title:        President

Company:      Credit Suisse First Boston Mortgage Securities Corp.

Date:         March 29, 2004

Sarbanes-Oxley Certification

I, Andrew Kimura, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., First Franklin Mortgage Loan Trust 2003-FFA, Home Equity Mortgage Pass-Through Certificates, Series 2003-FFA

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing or similar agreement that is included in these reports.

In giving the  certifications  above,  I have  reasonably  relied on information
provided  to me by  the  following  unaffiliated  parties:   the  Trustee,  each
Servicer and the Master Servicer.

Date:             March 29, 2004

Signature:        /s/  Andrew Kimura
                -----------------------
Company:          Credit Suisse First Boston Mortgage Securities Corp.

Title:            President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

99.1    Annual Independent Accountants' Servicing Report

        a) Wilshire Credit Corporation, as Servicer

99.2    Annual Servicer's Statement of Compliance

        a) Wilshire Credit Corporation, as Servicer

EXHIBIT 99.1 - Annual Independent Accountants' Servicing Report


Wilshire Credit Corporation, as Servicer
-------------------------------------------



Deloitte & Touche LLP
Suite 3900
111 SW Fifth Avenue
Portland, OR  97204-3642
USA
Tel: +1 503 222 1341
Fax: +1 503 224 2172
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Wilshire Credit Corporation

     We have examined Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Wilshire Financial Services Group, Inc., compliance with its established minimum servicing standards described in the accompanying Management's Assertion on Minimum Servicing Standards, dated March 26, 2004 as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standands.

     Our examination disclosed the following material noncompliance with the Company's established minimum servicing standards set forth in Appendix I, Item V.2, relating to interest rate adjustments on adjustable rate mortgage ("ARM") loans. In two of the thirty-five ARM loans selected for testing, the Company's calculations of the interest rate adjustments were not in accordance with the related mortgage notes and any ARM rider.

     In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 as set forth in Appendix I.



By:  /s/ Deloitte & Touche LLP
---------------------------

March 26, 2004


                                                        WILSHIRE


                        MANAGEMENT'S ASSERTION ON
                        MINIMUM SERVICING STANDARDS

As of and for the year ended December 31, 2003, Wilshire Credit Corporation has complied, in all material respects, (except to the extent as decribed in the following paragraph) with Wilshire Credit Corporation's established minimum servicing standards for residential mortgages loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

Our auditors have concluded that 2 out of 35 ARM loans selected for testing had adjustments that were not in accordance with the related mortgage notes and any ARM rider.

As of and for this same period, the Wilshire Credit Corporation had in effect an errors and omissions policy in the amount of $5,000,000. Wilshire Credit Corporation had in effect a fidelity bond in the amount of $10,000,000 from January 1, 2003 through September 30, 2003 and in the amount of $20,000,000 from October 1, 2003 through December 31, 2003.



By:  /s/ Jay Memott
-------------------------------------------------
Jay Memott, President and Chief Executive Officer
Wilshire Credit Corporation
March 26, 2004

By:  /s/ Stephen P. Glennon
-------------------------------------------------
Stephen P. Glennon, President and Chief Financial Officer
Wilshire Credit Corporation
March 26, 2004

By:  /s/ Ken Frye
-------------------------------------------------
Ken Frye, Senior Vice President
Wilshire Credit Corporation
March 26, 2004


APPENDIX I:

 MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL  MORTGAGES
AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

EXHIBIT 99.2 - Annual Servicer's Statement of Compliance


Wilshire Credit Corporation, as Servicer
-------------------------------------------

Payments
P.O. Box 30040, Los Angeles, CA 90030-0040
or P.O. Box 650314, Dallas, TX  75265-0314
Correspondence
P.O. Box 8517, Portland, OR  97207-8517
Phone
(503) 952-7947
(888) 502-0100
Fax
(503) 952-7476
Web Site
www.wfsg.com

March 22, 2004

JP Morgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004-2477
Attn:  Institutional Trust Services/Structured Finance

Credit Suisse First Boston Mortgage Securities Corp.
3leven Madison Avenue, 4th Floor
New York, NY  10010
Attn:  Helaine Hebble
Attn:  Office of General Counsel

Standard & Poor's Ratings Group
55 Water Street
New York, NY  10004
Attn:  Mortgagae Surveillance Monitoring

Moody's Investors Service, Inc.
99 Church Street
New York, NY  10007
Attn:  Residential Pass-Through Monitoring

Fitch, Inc. Ratings
One State Street Plaza, 32 Floor
New York NY 10004

Reference is made to each servicing agreement listed on Exhibit A hereto (each, an "Agreement") entered into by Wilshire Credit Corporation (the "Servicer"). I, Heidi Peterson, a Vice President of the Servicer, hereby certify to JPMorgan Chase Bank, Credit Suisse First Boston Mortgage Securities Corp., Standard & Poor's Ratings Group, Moody's Investors Service, Inc., and Fitch, Inc. Ratings, and their respective officers, directors and affiliates, and with the knowledge and intent that they will relay upon this certification, that:

1. I have reviewed the information required to be delivered pursuant to the Agreement (the "Servicing Information").

2. Based on my knowledge, the Servicing Information does not contain any material untrue information or omit to state information necessary to make the Servicing Information, in light of the circumstances under which such information was provided, not misleading as of the date of this certificaton;

3. Based on my knowledge, the Servicing Information has been provided when as as required under each Agreement; and

4. I am responsible for reviewing the activities performed by the Servicer under the Agreement, and based upon my knowledge and the review required under the Agreement, and except as disclosed in writing to you on or prior to the date of this certification either in the accounts' report required under the related Agreement or in disclosure a copy of which is attached hereto, the Servicer has, for the period covered by the relataed Form 10-K Annual Report, fulfilled its obligations under the Agreement.

WILSHIRE CREDIT CORPORATION

By:  /s/ Heidi Peterson
--------------------------------------
Name:   Heidi Peterson
Title:  Vice President, Client Relations



Exhibit A

(Wilshire Pool 169, HEMT 2003-1) Pooling and Servicing Agreement dated as of January 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-1

(Wilshire Pool 179, HEMT 2003-2) Pooling and Servicing Agreement dated as of April 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-2

(Wilshire Pool 189, HEMT 2003-3) Pooling and Servicing Agreement dated as of May 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-3

(Wilshire Pool 192, HEMT 2003-4) Pooling and Servicing Agreement dated as of July 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, Long Beach Mortgage Company, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-4

(Wilshire Pool 252, HEMT 2003-5) Pooling and Servicing Agreement dated as of September 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-5

(Wilshire Pool 267, HEMT 2003-6) Pooling and Servicing Agreement dated as of November 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-6

(Wilshire Pool 277, HEMT 2003-7) Pooling and Servicing Agreement dated as of December 1, 2003, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer and Back-up Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2003-7